Form 10QSB
period 2006-09-30
Sadhana Equity Investment, Inc.
filed 2006-11-14
CIK 1369141

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-52188

SADHANA EQUITY INVESTMENT, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-5122076 (I.R.S. Employer Identification Number)

854 NE 78th Street Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)

(831) 603-6539
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2006

Common Stock, no par value	5,000,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☑

SADHANA EQUITY INVESTMENT, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,980

Total Assets	$4,980

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$6,587

SHAREHOLDER'S DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000
Deficit accumulated during the development stage	(6,607)
$(1,607)

Total Liabilities and Shareholder's Deficiency	$4,980

The accompanying notes are an integral part of these unaudited financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006
AND CUMULATIVE FROM THE PERIOD JULY 5, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

		Cumulative from
	For the three month period	July 5, 2006 (Inception)
	ended September 30, 2006	To September 30, 2006

Revenue:	$-	$-

Expenses:
Bank Fees	20	20
Organization Costs	88	88
Printing Costs	499	499
Accounting	4,500	4,500
Legal	1,500	1,500

Net loss	$6,607	$6,607

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006
AND CUMULATIVE FROM THE PERIOD JULY 5, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

		Cumulative from
	For the three month period	July 5, 2006 (Inception)
	ended September 30, 2006	To September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,607)	$(6,607)
Increase in accounts payable	6,587	6,587

Net cash used in operating activities	(20)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,000	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	4,980	4,980

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,000	5,000

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,980	$4,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)

Notes to Financial Statements
September 30, 2006

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period July 5, 2006 (Inception) through July 31, 2006 were filed on August 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 and for the period ended July 5, 2006 (Inception) through September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Note 2 - Accounting Policies and Operations

Organization

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006. The Company intends to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At November 14, 2006, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees and printer charges with regard to the Company’s filings with the Securities and Exchange Commission. The Company’s fiscal year ends on December 31st.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements

The Company does not expect the adoption of recent accounting pronouncements to have any material impact on its financial condition or results of operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. The owner of these shares, in order not to burden the Company, has agreed to pay the Company’s annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 3 - Shareholder’s Equity

On July 31, 2006, the Company issued 5,000,000 shares of common stock, no par value, to its initial shareholder in exchange for $5,000 in cash.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sadhana Equity Investment, Inc., a Florida corporation (the “Company”, “us”, “we” and “our”), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have not generated any cash flows from operations. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and, ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months. Our operating costs, including professional fees will exceed $4,980, which was our available cash at September 30, 2006. From inception to the date of this report, our sole officer and director has committed to make loans to us on an as needed basis in the form of promissory notes There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our operating expenses. It is also possible that a business combination might not occur during the next 12 months, if at all. In the event we are unable to pay our operating expenses prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our initial filing on Form 10-SB with the Securities and Exchange Commission. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Plan of Operation

The Company was incorporated in Florida on July 5, 2006. We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of November 14, 2006 we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of September 30, 2006, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Securities and Exchange Commission.

In connection with its evaluation during the quarterly period ended September 30, 2006, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	302 Certification - Ellen J. Talles
Exhibit 32.1	906 Certification - Ellen J. Talles

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADHANA EQUITY INVESTMENT, INC.

DATE: November 14, 2006	By:	/s/ Ellen J. Talles
Ellen J. Talles
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Sadhana Equity Investment, Inc.

Index to Exhibits

ExhibitNumber	Description

Exhibit 31.1	302 Certification - Ellen J. Talles
Exhibit 32.1	906 Certification - Ellen J. Talles