Form 10QSB
period 2007-06-30
Sadhana Equity Investment, Inc.
filed 2007-08-14
CIK 1369141

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-52188

____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at June 30, 2007

Common Stock, no par value	5,000,000 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☑

SADHANA EQUITY INVESTMENT, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$4,980

Total Assets	$4,980

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$16,667

SHAREHOLDER'S DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000
Deficit accumulated during the development stage	(16,687)
$(11,687)

Total Liabilities and Shareholder's Deficiency	$4,980

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007
AND CUMULATIVE FROM THE PERIOD JULY 5, 2006 (INCEPTION) TO JUNE 30, 2007
(Unaudited)

	For the three month period	For the six month period	Cumulative from July 5, 2006 (Inception)
	ended June 30, 2007	ended June 30, 2007	To June 30, 2007

Revenue:	$-	$-	$-

Expenses:
Bank Fees	-	-	20
Organization Costs	-	-	88
Printing Costs	143	711	1,429
Accounting	750	1,500	8,500
Legal	-	5,000	6,500
Other	-	150	150

Net loss	$893	$7,361	$16,687

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000	5,000,000

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007
AND CUMULATIVE FROM THE PERIOD JULY 5, 2006 (INCEPTION) TO JUNE 30, 2007
(Unaudited)

		Cumulative from
	For the six month period	July 5, 2006 (Inception)
	ended June 30, 2007	To September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,361)	$(16,687)
Increase in accounts payable	7,361	16,667

Net cash used in operating activities	-	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	-	4,980

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,980	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,980	$4,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-
Interest paid	$-	$-

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)

Notes to Financial Statements
June 30, 2007

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period July 5, 2006 (Inception) through December 31, 2006 were filed on March 26, 2007 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 and for the period ended July 5, 2006 (Inception) through June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Note 2 – Accounting Policies and Operations

Organization

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006. The Company intends to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of August 1, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees and printer charges with regard to the Company’s filings with the Securities and Exchange Commission.  The Company’s fiscal year ends on December 31st.

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

Note 3 – Shareholder’s Equity

On July 31, 2006, the Company issued 5,000,000 shares of common stock, no par value, to its initial shareholder in exchange for $5,000 in cash.

Note 4 - Subsequent Event

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to a consultant to the Company, Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $10,187 pursuant to a Warrant Agreement.  These warrants have certain rights identified in the Warrant Agreement, including an exercise price of $.01 per share, a term of five years, a cashless exercise feature, if the strike price of the warrant it exercises is lower than the public market price of a share of the Company’s common stock, a put feature requiring the Company to purchase the warrants if the shares underlying the warrants are not listed for quotation on a recognized national securities exchange, the Nasdaq National Market (or a similar national quotation system), the over-the-counter electronic bulletin board or the Pink Sheets (each a “Public Market”), and the warrants have anti-dilution protection, such that the holder shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding.  The anti-dilution rights will continue in effect until two years from the date that all shares of the Company’s common stock then purchasable under the warrant are registered under the Securities Act of 1933, as amended (the “Securities Act”). The non-dilution rights will not attach to any shares sold in open market transactions.  The warrants have no market at the present time, because they are not exercisable until the Company’s shares of common stock are listed on a Public Market.

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

Presently, we are not in a position to meet our cash requirements for the next 12 months.  Our operating costs, including professional fees will exceed $4,980, which was our available cash at June 30, 2007.  From inception to the date of this report, our sole officer and director has committed to make loans to us on an as needed basis in the form of promissory notes.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

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

Plan of Operation

The Company was incorporated in Florida on July 5, 2006.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  As of August 1, 2007 we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of June 30, 2007, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Securities and Exchange Commission.

In connection with its evaluation during the quarterly period ended June 30, 2007, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to a consultant to the Company, Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $10,187 pursuant to a Warrant Agreement.  These warrants have certain rights identified in the Warrant Agreement, including an exercise price of $.01 per share, a term of five years, a cashless exercise feature, if the strike price of the warrant it exercises is lower than the public market price of a share of the Company’s common stock, a put feature requiring the Company to purchase the warrants if the shares underlying the warrants are not listed for quotation on a recognized national securities exchange, the Nasdaq National Market (or a similar national quotation system), the over-the-counter electronic bulletin board or the Pink Sheets (each a “Public Market”), and the warrants have anti-dilution protection, such that the holder shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding.  The anti-dilution rights will continue in effect until two years from the date that all shares of the Company’s common stock then purchasable under the warrant are registered under the Securities Act of 1933, as amended (the “Securities Act”). The non-dilution rights will not attach to any shares sold in open market transactions.  The warrants have no market at the present time, because they are not exercisable until the Company’s shares of common stock are listed on a Public Market.  The sale was conducted in a private transaction exempt from registration pursuant to Sections 4(2) or 4(6) of the Securities Act. The holder represented that it is an “accredited investor”, as such term is defined in Rule 501 under the Securities Act. Neither the Company nor any person acting on its behalf offered or sold the warrants by any form of general advertising or solicitation.  The Warrant Agreement is attached as an exhibit to this report.

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 10.1	Warrant Agreement dated August 14, 2007 by and between Sadhana Equity Investment, Inc. and Law Offices of Michael H. Hoffman, P.A.
Exhibit 31.1	302 Certification – Ellen J. Talles
Exhibit 32.1	906 Certification – Ellen J. Talles

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADHANA EQUITY INVESTMENT, INC.

DATE:  August 14, 2007                                                                      By: /s/ Ellen J. Talles
Ellen J. Talles
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Sadhana Equity Investment, Inc.

Index to Exhibits

Exhibit Number                                                      Description

Exhibit 10.1	Warrant Agreement dated August 14, 2007 by and between Sadhana Equity Investment, Inc. and Law Offices of Michael H. Hoffman, P.A.
Exhibit 31.1	302 Certification – Ellen J. Talles
Exhibit 32.1	906 Certification – Ellen J. Talles