Form 10QSB
period 2007-09-30
Sadhana Equity Investment, Inc.
filed 2007-11-14
CIK 1369141

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at September 30, 2007

Common Stock, no par value	5,000,000 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☑

-i-

SADHANA EQUITY INVESTMENT, INC.

-ii-

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$4,980

Total Assets	$4,980

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$7,574

SHAREHOLDER'S DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000
Deficit accumulated during the development stage	(7,594)
$(2,594)

Total Liabilities and Shareholder's Deficiency	$4,980

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007
AND CUMULATIVE FROM THE PERIOD JULY 5, 2006 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

			Cumulative from
	For the three month period	For the nine month period	July 5, 2006 (Inception)
	ended September 30, 2007	ended September 30, 2007	To September 30, 2007

Revenue:	$-	$-	$-

Expenses:
Bank Fees	-	-	20
Organization Costs	-	-	88
Printing Costs	344	1,055	1,773
Accounting	750	2,250	9,250
Legal	-	5,000	6,500
Other	-	150	150

Net loss	$1,094	$8,455	$17,781

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000	5,000,000

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007
AND CUMULATIVE FROM THE PERIOD JULY 5, 2006 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

		Cumulative from
	For the nine month period	July 5, 2006 (Inception)
	ended September 30, 2007	To September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,455)	$(17,781)
Increase in accounts payable	3,248	16,667

Net cash used in operating activities	(5,207)	(10,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants	10,187	10,187
Proceeds from issuance of common stock	-	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	-	4,980

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,980	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,980	$4,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-
Interest paid	$-	$-

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)

Notes to Financial Statements
September 30, 2007

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period July 5, 2006 (Inception) through December 31, 2006 were filed on March 26, 2007 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 and for the period ended July 5, 2006 (Inception) through September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Note 2 – Accounting Policies and Operations

Organization

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006. The Company intends to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of November 1, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees and printer charges with regard to the Company’s filings with the Securities and Exchange Commission.  The Company’s fiscal year ends on December 31st.

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

Presently, we are not in a position to meet our cash requirements for the next 12 months.  Our operating costs, including professional fees will exceed $4,980, which was our available cash at September 30, 2007.  From inception to the date of this report, our sole officer and director has committed to make loans to us on an as needed basis in the form of promissory notes.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

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

Plan of Operation

The Company was incorporated in Florida on July 5, 2006.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  As of November 1, 2007 we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of September 30, 2007, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Securities and Exchange Commission.

In connection with its evaluation during the quarterly period ended September 30, 2007, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1          302 Certification – Ellen J. Talles
Exhibit 32.1        906 Certification – Ellen J. Talles
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADHANA EQUITY INVESTMENT, INC.

DATE: November 14, 2007	By:	/s/ Ellen J. Talles
Ellen J. Talles
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Sadhana Equity Investment, Inc.

Index to Exhibits
Exhibit Number                    Description

Exhibit 31.1          302 Certification – Ellen J. Talles
Exhibit 32.1        906 Certification – Ellen J. Talles