Form 10KSB
period 2007-12-31
Sadhana Equity Investment, Inc.
filed 2008-02-22
CIK 1369141

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2007

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934.

Commission file number:  0-52188

Sadhana Equity Investment, Inc.
(Name of Small Business Issuer In Its Charter)

Florida	20-5122076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

  854 NE 78th Street
Boca Raton, Florida  33487
(Address of Principal Executive Offices) (Zip Code)

(831) 603-6539
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the ExchangeAct.  ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes  ☒   No ☐

The issuer did not generate any revenues during the year ended December 31, 2007.

There were no shares of the issuer’s common stock held by non-affiliates on December 31, 2007.  On such date, 5,000,000 shares of the issuer’s common stock were issued and outstanding and held by one (1) shareholder deemed to be an affiliate of the issuer within the meaning of Rule 12b-2 under the Exchange Act.

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

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with growth potential which, in the opinion of our sole officer and director, could provide a return on investment to our sole shareholder in the form of cash compensation and/or the potential for capital appreciation in the form of continuing equity ownership. Our efforts in identifying prospective Target Businesses are expected to include businesses in the United States and abroad. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our sole officer and director may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. There are noacquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

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

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director and his advisors in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our Common Stock) to shareholders disapproving the proposed Business Combination. See “Description of Business – ‘Shell Corporation’” “- Conflicts of Interest” and “Certain Relationships and Related Transactions”.

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

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by the sole shareholder, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholder. In the event that such a sale occurs, the Company's sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by our sole shareholder, whose shares are beneficially owned by our sole officer and director. See “Description of Business – ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

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

Employees

As of December 31, 2007, we are in the development stage and currently have no employees, other than our sole officer and director. Our sole officer and director serves on a part-time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any other employees, so long as we our seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire a Target Business, or participate in a specific Business Combination.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three month period ended December 31, 2007.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently exists no public trading market for our common stock.  As of December 31, 2007, there were 5,000,000 shares of our common stock issued and outstanding to one shareholder of record, which constitutes all of our issued and outstanding capital stock.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our 2007 Form 10-KSB.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on July 5, 2006.  We intend to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  At December 31, 2007, we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Commission and identification of businesses.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sadhana Equity Investment Inc
(A Development Stage Company)

We have audited the accompanying balance sheet of Sadhana Equity Investment Inc (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows through December 31, 2007 and the year then ended and for the period July 5, 2006 (Inception) through December 31, 2006, and Inception on July 5, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sadhana Equity Investment Inc (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows through December 31, 2007 and the year then ended and for the period July 5, 2006 (Inception) through December 31, 2006, and Inception on July 5, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2007 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
February 8, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Cash & equivalents	$4,980

Total Assets	$4,980

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$9,521

SHAREHOLDER'S DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000
Common stock warrants	10,187
Deficit accumulated during the development stage	(19,728)
$(4,541)

Total Liabilities and Shareholder's Deficiency	$4,980

The accompanying notes to financial statements are integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the period	Cumulative from
	For the year	July 17, 2006 (Inception)	July 5, 2006 (Inception)
	ended December 31, 2007	through December 31, 2006	through December 31, 2007

Revenue:	$-	$-	$-

Expenses:
Bank Fees	-	20	20
Organization Costs	-	88	88
Printing Costs	1,252	718	1,970
Accounting	4,000	7,000	11,000
Legal	5,000	1,500	6,500
Other	150	-	150

Net (loss)	$(10,402)	$(9,326)	$(19,728)

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000

The accompanying notes to financial statements are integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD JULY 5, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

	Number
	Of Common	Common	Common Stock	Accumulated
	Shares	Stock	Warrants	Deficit	Total
Balance at
July 5, 2006	--	$--	$--	$--	$--
(Inception)

Net Loss for
the period	--	--	--	(9,326)	(9,326)

Shares issued for
cash (5,000,000
shares at $.001 at
December 31, 2006)	5,000,000	5,000	--	--	5,000

Balance at
December 31, 2006	5,000,000	$5,000	$--	$(9,326)	$(4,326)

Net Loss for
the period	--	--	--	(10,402)	(10,402)

Common stock warrants
issued for debt	--	--	10,187	--	10,187

Balance at
December 31, 2007	5,000,000	$5,000	$10,187	$(19,728)	$(4,541)

The accompanying notes to financial statements are integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		For the period	Cumulative from
	For the year	July 5, 2006 (Inception)	July 5, 2006 (Inception)
	ended December 31, 2007	To December 31, 2006	through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,402)	$(9,326)	$(19,728)
Common stock warrants issued for debt	10,187	-	10,187
Increase in accounts payable	215	9,306	9,521

Net cash used in operating activities	-	(20)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,000	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	-	4,980	4,980

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,980	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,980	$4,980	$4,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At December 31, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

NOTE 2 – SHAREHOLDER’S EQUITY

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

NOTE - 3 INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$--

Deferred tax asset	340
Valuation allowance	(340)

Net Deferred tax asset	$--

Net operating loss carryforwards totaled approximately $19,728 at December 31, 2007. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2007 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period December 31, 2007:

Tax expense (benefit) at Federal rate (34%)	$(680)
Federal bracket adjustment	340
State income tax, net of Federal benefit	--
Change in valuation allowance	340

Net income tax (benefit) allowance	$--

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s shareholder has agreed to loan the Company enough funds to pay the outstanding accounts payable at December 31, 2007.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)            Previous Independent Registered Public Accounting Firm.

On March 5, 2007, the Company dismissed Sherb & Co., LLP as its independent registered public accounting firm. The Company’s Board of Directors has approved the decision to change the Company’s independent registered public accounting firm to Moore & Associates, Chartered.

The report of Sherb & Co., LLP on the balance sheet of Sadhana Equity Investment, Inc. as of July 31, 2006, and the related statements of operations, shareholder’s deficiency and cash flows for the period July 5, 2006 (inception) through July 31, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  There have been no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP to make reference thereto in its report on the Company’s financial statements.

The Company has requested that Sherb & Co., LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter dated March 5, 2007 was attached as Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on March 5, 2007 stating that it agreed with the above statements.

(b)            New Independent Registered Public Accounting Firm.

On March 5, 2007, the Company engaged Moore & Associates, Chartered as its independent registered public accounting firm for the fiscal year ending December 31, 2006.  The Company had not previously consulted with Moore & Associates, Chartered on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure regarding the Company prior to its engagement by the Company on March 5, 2007.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sadhana Equity Investment, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of December 31, 2007 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Ellen J. Talles
President, Secretary, Treasurer and Director

ITEM 8B.  OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three month period ended December 31, 2007, but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our sole executive officer and director and her age and positions are as follows:

Name	Age	Positions
Ellen J. Talles	58	President, Secretary, Treasurer and Sole Director

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2007, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers.  Prior to an acquisition, we do not believe such a code is necessary because we are not an operating company.  Our Board of Directors intends to consider adopting such a code in the future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007, certain information regarding the beneficial ownership of our common stock by our sole shareholder and sole officer and director.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

NAME AND ADDRESS OF	SHARES BENEFICIALLY	PERCENTAGE OF SHARES
BENEFICIAL OWNER	OWNED (1)	OUTSTANDING (1)
_________________________________________________________________________________
Talles Family Holdings (2)	5,000,000	100%
854 NE 78th Street
Boca Raton, Florida 33487

All executive officers and sole director as a group (1)	5,000,000	100%

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

Our sole officer and director, who is also deemed to beneficially own all of the shares of Common Stock held by the sole shareholder, may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of Common Stock, as a condition to or in connection with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by the sole shareholder. However, it is probable that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the sale of the sole shareholder's shares of Common Stock in connection with a Business Combination. See “Description of Business – Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”. It is more likely than not that any sale of securities by our sole shareholder to an acquisition candidate would be at a price substantially higher than that originally paid by such sole shareholder. Any payment to such sole shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Description of Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”.

ITEM 13. EXHIBITS

The following Exhibits are filed herein:
Exhibits

Exhibit 3.1	Articles of Incorporation of registrant*

Exhibit 3.2	Bylaws of registrant*

Exhibit 4.1	Stock Certificate of registrant*

Exhibit 4.2	Instruments defining the rights of security holders (included in Exhibit 3.1)

Exhibit 10.1	Warrant Agreement dated August 14, 2007 by and between the registrant and Law Offices of Michael H. Hoffman, P.A. **

Exhibit 31.1	302 Certification – Ellen J. Talles (filed herewith)

Exhibit 32.1	906 Certification – Ellen J. Talles (filed herewith)

*	Previously filed as exhibits to the Company’s Registration Statement on Form 10-SB (File No. 0-52188) with the Securities and Exchange Commission on August 15, 2006.
**	Previously filed as an exhibit to the Company’s Form 10-QSB with the Securities and Exchange Commission on August 14, 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us for principal accountant fees and services during the year ended December 31, 2007 and the period ended July 5, 2006 (inception) through December 31, 2006.

	2007	2006

Audit Fees	$1,750	$6,000
Audit-Related Fees (1)	$2,250	1,000
Tax Fees	—	—
All Other Fees	—	—

Total Audit and Audit-Related Fees	$4,000	$7,000

(1)	Audit-related fees incurred during 2007 and 2006 include billings for services related to filings on Form 10-QSB.

The following table sets forth fees billed to us for principal accountant fees and services during the periods ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2008.
SADHANA EQUITY INVESTMENT, INC.

By:	/s/ Ellen J. Talles
Ellen J. Talles
President, Secretary, Treasurer and Sole Director

Sadhana Equity Investment, Inc.

Index to Exhibits

Exhibits

Exhibit 31.1	302 Certification – Ellen J. Talles

Exhibit 32.1	906 Certification – Ellen J. Talles