Form 10-Q
period 2009-06-30
Sadhana Equity Investment, Inc.
filed 2009-10-07
CIK 1369141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, no par value per share	5,000,000 shares

SADHANA EQUITY INVESTMENT, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information

Item 1. Financial Statements (unaudited)	1

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II Other Information

Item 6. Exhibits	12

Signatures	13

Exhibit 31.1	EX 31

Exhibit 32.1	EX 32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SADHANA EQUITY INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$38	$454

Total Assets	$38	$454

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$12,812	$11,812
Loan from shareholder	17	17

Total Liabilities	12,829	11,829

SHAREHOLDERS' DEFICIENCY

Common stock (no par value, 100,000,000 shares authorized; 5,000,000 issued and outstanding)	—	—
Additional paid in capital	32,948	32,948
Deficit accumulated during the development stage	(45,739)	(44,323)
	$(12,791)	$(11,375)

Total Liabilities and Shareholders' Deficiency	$38	$454

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
	For the	For the	For the	For the	from
	three	three	six	six	July 5, 2006
	months	months	months	months	(Inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenue:	$—	$—	$—	$—	$—

Expenses:
General and Administrative	916	19,978	1,416	21,149	45,739

Net (loss)	$(916)	$(19,978)	$(1,416)	$(21,149)	$(45,739)

Basic and diluted net loss per share	$—	$—	$—	$—	$—

Weighted average number of shares used in calculating basic and diluted net loss per share	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			from
			July 5, 2006
	For the six	For the six	(Inception)
	months ended	months ended	through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,416)	$(21,149)	$(45,739)
Increase (decrease) in accounts payable	1,000	16,169	23,000

Net cash used in operating activities	(416)	(4,980)	(22,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	—	1,500	17,777
Proceeds from issuance of common stock	—	—	5,000

Net cash provided by financing activities	—	1,500	22,777

NET INCREASE IN CASH & CASH EQUIVALENTS	(416)	(3,480)	38

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	454	4,980	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$38	$1,500	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the years ended December 31, 2007 and December 31, 2008 and the period July 5, 2006 (Inception) through December 31, 2008 were filed on September 2, 2009 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 and for the period ended July 5, 2006 (Inception) through June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Note 2 - Accounting Policies and Operations

Organization

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At June 30, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

One shareholder has paid the majority of the company’s expenses since inception. The accounts payable balances as of June 30, 2009 and December 31, 2008 are $9,812 and $9,812, respectively.

U.S.A. Capital Management Group, Inc., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and U.S.A. Capital Management Group, Inc. deem it necessary. The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books. The loan balances as of June 30, 2009 and December 31, 2008 are $17 and $17, respectively.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $22,739 from inception of July 5, 2006 to June 30, 2009 and has an accumulated deficit of $45,739 through June 30, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Six Months Ended June 30, 2009 Compared to June 30, 2008

Revenues. The Company’s revenues for the six months ended June 30, 2009 were $0. The Company’s revenues for the six months ended June 30, 2008 were $0. No revenues occurred during these periods, because no there were no sales.

Cost of Revenues. The Company’s cost of revenues for the six months ended June 30, 2009 were $0. The Company’s cost of revenues for the six months ended June 30, 2008 were $0.There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2009 was $0. The Company’s gross profit/loss for the six months ended June 30, 2008 was $0. No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $1,416 compared to $21,149 for the six months ended June 30, 2008. General and administrative expenses consisted primarily of professional service fees. This increase was due to an increase in legal fees during the period.

Net Loss. Net loss for the six months ended June 30, 2009 was $1,416 compared to $21,149 for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 and June 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated. This increase was due to an increase in legal fees during the period.

As of six months ended June 30, 2009, we had an accumulated deficit of $45,739.

Results for the Quarter Ended June 30, 2009 Compared to June 30, 2008

Revenues. The Company’s revenues for the three months ended June 30, 2009 were $0. The Company’s revenues for the three months ended June 30, 2008 were $0. No revenues occurred during these periods, because no there were no sales.

Cost of Revenues. The Company’s cost of revenues for the three months ended June 30, 2009 were $0. The Company’s cost of revenues for the three months ended June 30, 2008 were $0. There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2009 was $0. The Company’s gross profit/loss for the three months ended June 30, 2008 was $0. No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $916 compared to $19,978 for the three months ended June 30, 2008. General and administrative expenses consisted primarily of professional service fees. This increase was due to an increase in legal fees during the period.

Net Loss. Net loss for the three months ended June 30, 2009 was $916 as compared to $19,978 for the three months ended June 30, 2008. The net loss for the three months ended June 30, 2009 and June 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated. This increase was due to an increase in legal fees during the period.

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

As of June 30, 2009, total current assets were $38. As of December 31, 2008, total current assets were $454 consisting of cash.

As of June 30, 2009, total current liabilities were $12,829, which consisted of accounts payable in the amount of $12,812 and a shareholder loan in the amount of $17. As of December 31, 2008, total current liabilities were $11,829, which consisted of accounts payable in the amount of $11,812 and a shareholder loan in the amount of $17. We had negative net working capital of $12,791 as of June 30, 2009, compared to negative net working capital of $11,375 as of December 31, 2008.

During the six months ended June 30, 2009, operating activities used cash of $416 for general and administrative expenses. During the six months ended June 30, 2008, operating activities used cash of $4,980 for general and administrative expenses.

Intangible Assets

There were no intangible assets during the three and six month periods ended June 30, 2009 and from the period July 5, 2006 (inception) through June 30, 2009.

Material Commitments

There were no material commitments during the three and six month periods ended June 30, 2009 and from the period July 5, 2006 (inception) through June 30, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2009.

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