Form 10-Q/A
period 2009-03-31
Sadhana Equity Investment, Inc.
filed 2009-10-16
CIK 1369141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SADHANA EQUITY INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$454	$454

Total Assets	$454	$454

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$12,312	$11,812
Loan from shareholder	17	17

Total Liabilities	12,329	11,829

SHAREHOLDERS' DEFICIENCY

Common stock (no par value, 100,000,000 shares authorized; 5,000,000 issued and outstanding)	—	—
Additional paid in capital	32,948	32,948
Deficit accumulated during the development stage	(44,823)	(44,323)
	$(11,875)	$(11,375)

Total Liabilities and Shareholders' Deficiency	$454	$454

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

DATE:  October 16, 2009

By:	/s/ Paul Garcia

Paul Garcia

President, Secretary and Treasurer

(Principal Accounting Officer and Authorized Officer)

Sadhana Equity Investment, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Paul Garcia
Exhibit 32.1	906 Certification – Paul Garcia