Form 10-K
period 2009-12-31
Sadhana Equity Investment, Inc.
filed 2010-04-15
CIK 1369141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-52188

Sadhana Equity Investment, Inc.
(Exact name of registrant as specified in its charter)

Florida	20-5122076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25009 75th Avenue E
Myaaka City, Florida  34251
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 646-8370

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were no shares of the registrant’s Common Stock held by non-affiliates on April 5, 2010.  On April 5, 2010, there were 5,000,000 shares of the registrant’s Common Stock issued and outstanding and held by one (1) shareholder deemed to be an affiliate of the registrant within the meaning of Rule 12b-2 under the Exchange Act.
Sadhana Equity Investment, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2009

 Explanatory Notes
In this Annual Report on Form 10-K, Sadhana Equity Investment, Inc. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

General

Sadhana Equity Investment, Inc. was incorporated under the laws of the State of Florida on July 5, 2006.  We are a developmental stage company and have no revenues to date.  We have not yet commenced any formal business operations and all activities to date have related to the Company’s formation, capital stock issuance, professional fees with regard to filings with the SEC and identification of potential business opportunities.  We are a “shell” company conducting no business operations, other than our efforts to seek merger partners or acquisition candidates and identification of potential business opportunities.  We have one (1) part-time employee and no full-time employees.  We neither own nor lease any real estate nor vehicles.

We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are authorized to issue 100,000,000 shares of common stock, no par value (the “Common Stock”), pursuant to the Articles of Incorporation of the Company, of which 5,000,000 shares are currently issued and outstanding. We have a shareholder base consisting of only one (1) shareholder. None of the shares of Common Stock issued to such shareholder have been registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Description of Securities”.  We intend to provide shareholders with complete disclosure concerning a target company and its business, including audited financial statements, prior to any merger or acquisition.  Further, we will not enter into any Business Combination until the Target Business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the SEC pursuant to the requirements of Form 8-K and the Exchange Act and the applicable rules and regulations thereunder.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues and has an accumulated deficit of $(55,865) through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

“Shell” Corporation

Our discussion of the proposed business throughout this Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

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

•	create a public market for shares of capital stock in order to enhance liquidity for shareholders,

•	facilitate raising capital through the private into public sale of securities, commonly referred to as a “PIPE” transaction,

•	facilitate raising capital through the public sale of securities of which the existence of a public market for such securities may exist, and/or

•	acquire additional assets through the issuance of securities rather than for cash.

No trading market in our securities presently exists and we have no plans on registering any securities under the Securities Act or state blue sky laws for the foreseeable future. In light of the restrictions concerning shell companies contained in many state blue sky laws and the regulations thereunder, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 100,000,000 shares of Common Stock authorized, of which 5,000,000 are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to one (1) “accredited investor” not involving a public offering. These shares cannot be resold under Rule 144 but must be registered under the Securities Act. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of Common Stock of the Company.  See “Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters”.

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

Our sole officer and director intends to devote not more than five hours per week of her time to our operations, and, accordingly, consummation of a Business Combination may require a greater period of time than if she devoted her full time to our affairs.  However, our sole officer and director will devote such time as she deems reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination.  Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

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

Although we have no commitments as of the date of this Report to issue any shares of Common Stock, preferred stock, options or warrants or other equity consideration, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a Business Combination. To the extent that such additional securities are issued, dilution to the interests of our sole shareholder will inevitably occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control will likely result in the resignation or removal of our sole officer and director. If there is a change in the person serving as sole officer and director, no assurance can be given as to the experience or qualifications of our new management. Our sole officer and director considers it likely that in order to consummate a Business Combination, a change in control will ultimately occur; therefore, she anticipates offering not less than a controlling interest to a Target Business in order to effectuate a Business Combination.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of any portion of the sole shareholder’s Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or any portion of the shares of Common Stock owned beneficially by our sole officer and director, if any.  It is likely that none of our other shareholders, if any, will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that our controlling shareholder owning the majority of all of our outstanding shares of Common Stock will be provided.

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

Conflicts of Interest

Our sole officer and director is not required to commit her full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in with any limitations or restrictions applicable to such activities. To the extent that such person engages in such other activities, she will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which she is or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which she is affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may also consider Business Combinations with entities owned or controlled by the person described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by the sole shareholder, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholder. In the event that such a sale occurs, the Company's sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by our sole shareholder. See “Description of Business – ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities.

Any securities which we might acquire in exchange for our Common Stock will be “restricted securities” within the meaning of the Securities Act.  If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the SEC or an exemption from registration is available under the Securities Act. Section 4(1) of the Securities Act, which exempts sales of securities not involving a public distribution by persons other than an issuer, underwriter or dealer, would in all likelihood be available to permit a private sale. Although our plan of operation does not contemplate the resale of an acquired Target Business' securities, if such a sale were to be necessary, we would be required to comply with the provisions of the Securities Act to effect such resale.

Investment Company Act and Other Regulation

Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the "Investment Act"), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Penny Stock Regulations - State Blue Sky restrictions - Restrictions on Marketability

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of any shareholder to sell shares of Common Stock in the secondary market.

In addition, the SEC has adopted a number of rules to regulate penny stocks.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act.  Because our securities may from time to time, and at the present time, constitute penny stocks within the meaning of these rules, the rules would apply to us and our securities. These rules may further affect the ability of our sole shareholder and other shareholders, if any, to sell their shares in any public market which might develop.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include the following:

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

Employees

As of April 15, 2010, we were in the development stage and currently have no employees, other than our sole officer and director.  Our sole officer and director serves on a part-time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any other employees, so long as we our seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire a Target Business, or participate in a specific Business Combination.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 25009 75th Avenue E, Myaaka City, Florida 34251.  We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We occupy this space rent-free. We expect to be able to utilize these facilities, rent-free, until such time as a Business Combination occurs.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  Submission of Matters to a Vote of Security Holders.

Except for the election of Christine Watts as the Company’s sole officer and director until such time as her successor is duly elected and qualified, there were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On April 15, 2010, there was one (1) registered holder of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of the sales of securities issued by us from July 5, 2006, which is our inception, through April 15, 2010 involving securities that were not registered under the Securities Act.  Each offer and sale of securities was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  Each purchaser was an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  Each purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to our management in connection with this purchase. Each holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us.  All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

Founder Share Issuance

On July 5, 2006, the date of our inception, we issued 5,000,000 shares of our restricted common stock to Ellen Talles for $5,000, or $0.001 per share.  The investor represented her intention to acquire the shares of common stock for investment only and not with a view to sell the shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificate represented such shares.

Warrant Issuance

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to Law Offices of Michael H. Hoffman, P.A., a legal consultant to the Company, in exchange for services and reimbursement of expenses in the amount of $10,187 pursuant to a Warrant Agreement.  The investor represented its intention to acquire the shares for investment only and not with a view to sell the shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificate represented such shares.  On October 29, 2009, the Warrant Agreement was cancelled by mutual agreement of the Company and such holder, and, accordingly, the warrants relating thereto were cancelled.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2009, the period ended December 31, 2008, and for the period July 5, 2006 (our inception) to December 31, 2009, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Statement of Operations Data:	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative from July 5, 2006 (inception) to December 31, 2009

Revenue:	$-	-	-

Expenses:
Selling, general and administrative	11,542	24,596	55,865

Total expenses	11,542	24,596	55,865

Net (loss)	$(11,542)	(24,596)	(55,865)

Basic and diluted net (loss) per share	$-	-
Weighted average number of common shares outstanding	5,000,000	5,000,000

Balance Sheet Data:	As of December 31, 2009	As of December 31, 2008

Cash and cash equivalents	$229	$454
Working capital	(9,917)	(11,375)
Total assets	-	-
Total long-term liabilities	-	-
Total liabilities	10,146	11,829
Total shareholders’ (deficit)	(9,917)	(11,375)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2009 and December 31, 2008 and for the period from July 5, 2006, our inception, through December 31, 2009, together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Sadhana Equity Investment, Inc., a Florida corporation, is a development stage company conducting no business operations, other than our efforts to effect a business combination with a Target Business that desires to utilize our status as a reporting corporation under the Exchange Act., which we consider to have significant growth potential.  To date, we have neither engaged in any operations nor generated any revenue.  We have generated no cash flow.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months.  We neither generate any cash revenue nor cash flow.  Our operating costs, which include professional fees and costs are likely to approximate $20,000 during the next 12 months.  In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash in operating activities of $39,014 from inception of July 5, 2006 to December 31, 2009 and has an accumulated deficit of $(55,865) through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results of Operations

We are a development stage company and have incurred losses for the period from July 5, 2006, our inception, through December 31, 2009 in the amount of $(55,865), which are due to ongoing general and administrative expenses and not having generated any revenues.

Results for the Years Ended December 31, 2009 and December 31, 2008

Revenues. The Company’s revenues for the years ended December 31, 2009 and December 31, 2008 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of revenues.  The Company’s cost of revenues for the years ended December 31, 2009 and December 31, 2008 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross profit/loss. The Company’s gross profit/loss for the years ended December 31, 2009 and December 31, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 were $11,542 as compared to $24,596 for the year ended December 31, 2008.  General and administrative expenses consist primarily of professional service fees paid to our law firm, accounting firm and financial printer handling our SEC filings.

Net loss. Net loss for the year ended December 31, 2009 was $(11,542) as compared to $(24,596) for the year ended December 31, 2008.  The net loss was due to the expenses associated with being a reporting company under the Exchange Act and generating no revenues since our inception.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2009:

Cash and cash equivalents	$229
Working capital	(9,917)
Total assets	-
Total liabilities	10,146
Total shareholders’ deficiency	(9,917)

During the period July 5, 2006, our inception, through December 31, 2009, we had an accumulated deficit of ($55,865), which was due to spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception on June 16, 2008.  Operating expenditures during the period covered by this report include general and administrative costs.  The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s SEC filings and associated costs of being a public company.  We have used cash in operating activities in the amount of $39,014 for the period the period July 5, 2006, our inception, through December 31, 2009.

Cash Flows from Investing Activities

We have not made any investments for the period July 5, 2006, our inception, through December 31, 2009.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans.  Net cash provided by financing activities for the year ended December 31, 2009 was $16,466, as compared to $17,777 for the year ended December 31, 2008.  We received shareholder loan proceeds in the amount $13,000 for the year ended December 31, 2009, which is no longer outstanding.  We received shareholder loan proceeds in the amount $17,777 for the year ended December 31, 2008, which is no longer outstanding.

Intangible Assets

There were no intangible assets during the years ended December 31, 2009 and December 31, 2008.

Material Commitments

There were no material commitments during the year ended December 31, 2009 and the year ended December 31, 2008.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of  Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.
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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Item 8.  Financial Statements and Supplementary Data.

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sadhana Equity Investment, Inc.
25009 75th Avenue E
Myaaka City, Florida 34251

We have audited the accompanying balance sheet of Sadhana Equity Investment, Inc. as of December 31, 2009 and 2008, and the related  statements of operations, shareholders’ deficit and cash flows for the years then ended and the period from July 5, 2006 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sadhana Equity Investment, Inc. as of December 31, 2009 and 2008, and the related  statements of operations, shareholders’ deficit and cash flows for the years then ended and the period from July 5, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has been in the development stage since its inception (July 5, 2006) and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the notes.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
April 6, 2010

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
	(Audited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$229	$454
TOTAL CURRENT ASSETS	229	454

TOTAL ASSETS	$229	$454

CURRENT LIABILITIES
Accounts payable	$6,663	11,812
Due to third parties	3,483	17
TOTAL CURRENT LIABILITIES	10,146	11,829

TOTAL LIABILITIES	10,146	11,829

STOCKHOLDERS' (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized, 5,000,000 shares
issued and outstanding as of December 31, 2009 and 2008, respectively	-	-
Additional paid in capital	45,948	32,948
Retained (deficit)	(55,865)	(44,323)
TOTAL STOCKHOLDERS' (DEFICIT)	(9,917)	(11,375)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$229	$454

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Statements of Operations
For the period from July 5, 2006 (inception) thru December 31, 2009

	For the years ended December 31,		Cumulative Amount from July 5, 2006 (inception) to December 31, 2009
	2009	2008
	(Audited)	(Audited)	(Audited)
REVENUES	$-	$-	$-

OPERATING EXPENSES
Selling, general, and administrative	11,542	24,596	55,865
TOTAL OPERATING EXPENSES	11,542	24,596	55,865

OPERATING (LOSS)	(11,542)	(24,596)	(55,865)

Non-business expenditure	-	-
NET (LOSS) BEFORE TAXES	(11,542)	(24,596)	(55,865)

INCOME TAX EXPENSE	-	-	-

NET (LOSS)	$(11,542)	$(24,596)	$(55,865)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,000,000	5,000,000	5,000,000

NET LOSS PER COMMON SHARE
Basic	$ **	$ **

** Less than $.01

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Statement of Equity (Deficit)
For the period from July 5, 2006 (inception) thru December 31, 2009
(Audited)
			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at July 5, 2006 (inception), Founder's shares issued for cash (5,000,000 shares, no par share)	5,000,000	$-	$5,000	$-	$5,000

Net (loss) for the period				(9,325)	(9,325)

Balance, December 31, 2006	5,000,000	$-	$5,000	$(9,325)	$(4,325)

Common stock warrants issued for debt	-	-	10,187	-	10,187

Net (loss) for the period				(10,402)	(10,402)

Balance, December 31, 2007	5,000,000	$-	$15,187	$(19,727)	$(4,540)

Capital from debt forgiveness	-	-	17,761	-	17,761

Net (loss) for the period				(24,596)	(24,596)

Balance, December 31, 2008	5,000,000	$-	$32,948	$(44,323)	$(11,375)

Capital from debt forgiveness	-	-	13,000	-	13,000

Net (loss) for the period				(11,542)	(11,542)

Balance, December 31, 2009	5,000,000	$-	$45,948	$(55,865)	$(9,917)

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Statements of Cash Flows
For the period from July 5, 2006 (inception) thru December 31, 2009

	For the years ended December 31,		Cumulative Amount from July 5, 2006 (inception) to December 31, 2009
	2009	2008
	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,542)	$(24,596)	$(55,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(5,149)	2,293	16,851
NET CASH (USED IN) OPERATING ACTIVITIES	(16,691)	(22,303)	(39,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN FINANCING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	13,000	17,777	30,777
Due to third parties	3,466	-	3,466
Proceeds from issuance of common stock	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,466	17,777	39,243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(225)	(4,526)	229

CASH AND CASH EQUIVALENTS:
Beginning of period	454	4,980	-
End of period	$229	$454	$229

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock warrants as payment for accounts payable	$-	$-	$10,187
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE－1	BASIS OF PRESENTATION

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At December 31, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

NOTE – 4                      DUE TO THIRD PARTIES

Part of general and administrative expenses was paid by third parties from period to period. The amount outstanding as of December 31, 2009 was $3,483. The amount due to third parties is not evidenced by a promissory note, but rather is an oral agreement between the third parties and the Company. No interest was accrued due to the immateriality.

NOTE – 5                      SHAREHOLDERS’ EQUITY

During 2009, the Company’s sole shareholder made a loan to the Company to fund its operations; and in December, 2009, this loan was forgiven.  As of December 31, 2009, the total balance of the loan was $13,000, which was forgiven and was recorded as additional paid-in capital.

NOTE – 6                      CANCELLATION OF WARRANTS

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to a consultant to the Company, Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $10,187 pursuant to a Warrant Agreement. On October 29, 2009, the Warrant Agreement was cancelled by mutual agreement of the Company and the holder, and, accordingly, the warrants relating thereto were cancelled.

NOTE – 7                      INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$55,865
Deferred tax asset	18,994
Valuation allowance	(18,994)
Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $55,865 at December 31, 2009. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2009 since it believes it is more likely than not that such deferred income tax asset will not be realized.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2009 and 2008 and for the period since inception is as follows:

			Cumulative
			since
	2009	2008	inception

Tax expense (benefit) at statutory rate (34%)	$(3,924)	$(8,363)	$(18,994)

Non-deductible expenses	—	—	—

Increase in valuation allowance	3,924	8,363	18,994

Income tax expense (benefit)	$—	$—	$—

NOTE – 8                      GOING CONCERN

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

NOTE – 9                      DEVELOPMENT STAGE RISK

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 5, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of April 5, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of April 5, 2010.

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

/s/ Christine D. Watts
President, Secretary and Treasurer

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2009, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our sole director and executive officer and her age as of April 15, 2010 is as follows:

Name	Age	Principal Positions With Us
Christine D. Watts	37	CEO, President, Secretary and Treasurer

The following describes the business experience of Christine D. Watts, including her other directorships held in reporting companies, if any:

Christine D. Watts.  Since October 2009, Christine D. Watts has served as our CEO, President, Secretary and Treasurer.  From September 2004 until June 2007, Christine D. Watts served as a staff accountant for Connecting Canada, Inc.  From February 2001 until September 2004, Ms. Watts served as a staff accountant and as a customer service representative for Life Sciences, Inc.  Ms. Watts has no prior experience with a public shell company or blank check company.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2009, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

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

 The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2009 and 2008 in all capacities.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

CEO Christine D. Watts(1)	2009	$0	$0	$0	$0	$0	$0	$0	$0
CEO Paul Garcia (1)	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$	$0	$0	$0	$0	$0

(1)
Ms. Watts became our Chief Executive Officer on October 29, 2009 and Mr. Garcia resigned on the same date.  Mr. Garcia was the only executive officer of the Company during the year 2008. Ms. Watts also serves as Chairman, Principal Financial Officer and Principal Accounting Officer.

Employment Agreements

 We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officer upon her termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officer, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officer, as of December 31, 2009, our fiscal year-end.

Option Exercises and Stock Vested in 2009

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2009.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not intend to enter into an employment agreement with Christine Watts, our sole executive officer, or provide any compensation or benefits to her.

Potential Payments Upon Termination or Change in Control

As of December 31, 2009, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 5, 2010, for:

• each person or group known to us to beneficially own 5% or more of our common stock;

• each of our directors and director nominees;

• each of our named executive officers; and

• all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 25009 75th Avenue E, Myaaka City, Florida  34251.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 15, 2010, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(1)
Christine D. Watts	5,000,000	100%
All directors and executive officers as a group	5,000,000	100%
_______________

(1)The number of shares and percentage of class beneficially owned set forth above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options.  Unless otherwise indicated and pursuant to applicable community property laws, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

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

Christine D. Watts, our majority shareholder, may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of Common Stock, as a condition to or in connection with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by the sole shareholder. However, it is probable that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the sale of the sole shareholder's shares of Common Stock in connection with a Business Combination. See “Description of Business – Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”. It is more likely than not that any sale of securities by our sole shareholder to an acquisition candidate would be at a price substantially higher than that originally paid by such sole shareholder. Any payment to such sole shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Sadhana Equity Investment, Inc., 25009 75th Avenue E, Myaaka City, Florida  34251.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2009 and December 31, 2008.

	2009	2008

Audit Fees	$3,000	$3,000
Audit-Related Fees	1,500	2,250
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$4,500	$5,250

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
10.1	Stock Purchase Agreement among Sadhana Equity Investment, Inc., U.S.A. Capital Management Group, Inc. and Talles Family Holdings dated March 7, 2008**
10.2	Share Purchase Agreement between U.S.A. Capital Management Group, Inc. and Christine D. Watts dated October 29, 2009***
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Christine D. Watts (filed herewith)
32.1	906 Certification – Christine D. Watts (filed herewith)

*	Previously filed with the SEC as exhibits on the registrant’s Form 10-SB General Form for Registration of Securities on August 15, 2006
**	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on March 7, 2008
***	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on November 4, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2010.

SADHANA EQUITY INVESTMENT, INC.

By:              /s/ Christine D. Watts
Christine D. Watts
CEO, President, Secretary and Treasurer

Sadhana Equity Investment, Inc.

Index to Exhibits
23.1	Consent of Lake & Associates, CPA’s LLC
31.1	302 Certification – Christine D. Watts
32.1	906 Certification – Christine D. Watts