Form 10-Q
period 2010-03-31
Sadhana Equity Investment, Inc.
filed 2010-05-17
CIK 1369141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

           Large accelerated filer               ☐                                                                      Accelerated filer                              ☐
           Non-accelerated filer                 ☐                                                                      Smaller reporting company             ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, no par value per share	5,000,000 shares

SADHANA EQUITY INVESTMENT, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Unaudited Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$229	$229
TOTAL CURRENT ASSETS	229	229

TOTAL ASSETS	$229	$229

CURRENT LIABILITIES
Accounts payable	$2,163	$6,663
Due to third parties	9,733	3,483
TOTAL CURRENT LIABILITIES	11,896	10,146

TOTAL LIABILITIES	11,896	10,146

STOCKHOLDERS' (DEFICIT)
Common stock (no par value, 100,000,000 shares authorized, 5,000,000 shares
issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	-	-
Additional paid in capital	45,948	45,948
Retained (deficit)	(57,615)	(55,865)
TOTAL STOCKHOLDERS' (DEFICIT)	(11,667)	(9,917)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$229	$229

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Unaudited Statements of Operations
For the period from July 5, 2006 (inception) thru March 31, 2010

	For the three months ended March 31,		Cumulative Amount from July 5, 2006 (inception) to March 31, 2010
	2010	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Selling, general, and administrative	1,750	500	57,615
TOTAL OPERATING EXPENSES	1,750	500	57,615

OPERATING (LOSS)	(1,750)	(500)	(57,615)

Non-business expenditure	-	-
NET (LOSS) BEFORE TAXES	(1,750)	(500)	(57,615)

INCOME TAX EXPENSE	-	-	-

NET (LOSS)	(1,750)	(500)	(57,615)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,000,000	5,000,000	5,000,000

NET LOSS PER COMMON SHARE
Basic	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A Development Stage Company)
Unaudited Statements of Cash Flows
For the period from July 5, 2006 (inception) thru March 31, 2010

	For the three months ended March 31,		Cumulative Amount from July 5, 2006 (inception) to March 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,750)	$(500)	$(57,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(4,500)	500	12,351
NET CASH (USED IN) OPERATING ACTIVITIES	(6,250)	-	(45,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN FINANCING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	-	30,777
Due to third parties	6,250	-	9,716
Proceeds from issuance of common stock	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,250	-	45,493

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	229

CASH AND CASH EQUIVALENTS:
Beginning of period	229	454	-
End of period	$229	$454	$229

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock warrants as payment for accounts payable	$-	$-	$10,187
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Sadhana Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on July 5, 2006.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 31, 2010, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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
MARCH 31, 2010
(UNAUDITED)
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
MARCH 31, 2010
(UNAUDITED)

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
MARCH 31, 2010
(UNAUDITED)
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

NOTE – 4                      DUE TO THIRD PARTIES

Part of general and administrative expenses was paid by third parties from period to period. The amount outstanding as of March 31, 2010 was $9,733. The amount due to third parties is not evidenced by a promissory note, but rather is an oral agreement between the third parties and the Company. No interest was accrued due to the immateriality.

NOTE – 5                      INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

SADHANA EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Net operating loss carryforward	$57,615
Deferred tax asset	19,589
Valuation allowance	(19,589)
Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $57,615 at March 31, 2010. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2010 since it believes it is more likely than not that such deferred income tax asset will not be realized.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the three months ended March 31, 2010 and 2009, respectively, and for the period since inception is as follows:

	For the three months ended March 31,		Cumulative since
	2010	2009	inception

Tax expense (benefit) at statutory rate (34%)	$(595)	$(170)	$(19,589)

Non-deductible expenses	—	—	—

Increase in valuation allowance	595	170	19,589

Income tax expense (benefit)	$—	$—	$—

NOTE – 6                      GOING CONCERN

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
MARCH 31, 2010
(UNAUDITED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.   There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE – 7                      DEVELOPMENT STAGE RISK

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $45,264 from inception of July 5, 2006 to March 31, 2010 and has an accumulated deficit of $57,615 through March 31, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K with the Securities and Exchange Commission on April 15, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three months Ended March 31, 2010 Compared to March 31, 2009

Revenues.  The Company’s revenues for the three months ended March 31, 2010 were $0.  The Company’s revenues for the three months ended March 31, 2009 were $0.  No revenues occurred during these periods because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended March 31, 2010 were $0.  The Company’s cost of revenues for the three months ended March 31, 2009 were $0. There was no cost of revenues because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended March 31, 2010 was $0.  The Company’s gross profit/loss for the three months ended March 31, 2009 was $0.  No gross profit/loss occurred during these periods because there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $1,750 compared to $500 for the three months ended March 31, 2009.  General and administrative expenses consisted primarily of professional service fees.  This increase was primarily due to an increase in legal fees during the period.

Net Loss. Net loss for the three months ended March 31, 2010 was $1,750 compared to $500 for the three months ended March 31, 2009.  The net loss for the three months ended March 31, 2010 and March 31, 2009 was primarily related to general and administrative expenses and no revenues for the periods indicated. This increase was due to an increase in legal fees during the period.

As of three months ended March 31, 2010, we had an accumulated deficit of $57,615.

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

As of March 31, 2010, total current assets were $229.   As of December 31, 2009, total current assets were $229 consisting of cash.

As of March 31, 2010, total current liabilities were $11,896, which consisted of accounts payable in the amount of $2,163 and a shareholder loan in the amount of $9,733.  As of December 31, 2009, total current liabilities were $10,146, which consisted of accounts payable in the amount of $6,663 and a shareholder loan in the amount of $3,483.  We had negative net working capital of $11,667 as of March 31, 2010, compared to negative net working capital of $9,917 as of December 31, 2009.

During the three months ended March 31, 2010, operating activities used cash of $1,750 for general and administrative expenses.  During the three months ended March 31, 2009, operating activities used cash of $500 for general and administrative expenses.

Intangible Assets

There were no intangible assets during the three month period ended March 31, 2010 and from the period July 5, 2006 (inception) through March 31, 2010.

Material Comm

itments

There were no material commitments during the three month period ended March 31, 2010 and from the period July 5, 2006 (inception) through March 31, 2010.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.   As a result of the Company’s implementation of the Codification during the quarter ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company has adopted SFAS No. 167 in fiscal 2010 and SFAS No. 167 has no material impact on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2010.

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

SADHANA EQUITY INVESTMENT, INC.

DATE:  May 19, 2010                                                                                                By:  /s/ Christine D. Watts
Christine D. Watts
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)